Form 10-Q
period 2025-06-30
Oyster Enterprises II Acquisition Corp
filed 2025-08-08
CIK 2042182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42662

OYSTER ENTERPRISES II ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	61-2218657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Brickell Avenue, 8th Floor Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(786) 744-7720

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one right	OYSEU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	OYSE	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination	OYSER	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 8, 2025, there were 26,008,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,906,250 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

OYSTER ENTERPRISES II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 21, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Articles, as amended and restated, and currently in effect;

●	ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU 2023-07” are to the FASB Accounting Standards Update Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“BTIG” are to BTIG, LLC, the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating officer decision maker;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 23, 2027, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Oyster Enterprises II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor in a Private Placement (as defined below) prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares in connection with our initial Business Combination or earlier at the option of the holders thereof as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the upsized initial public offering that we consummated on May 23, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 16, 2024;

●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on May 6, 2025, as amended, and declared effective on May 21, 2025 (Registration No. 333- 286984);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the letter agreement, dated May 21, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“MEF Registration Statement” are to the registration statement on Form S-1MEF, declared effective under the Securities Act (“as defined below”) on May 21, 2025, when filed (Registration No. 333- 287494);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 units of our Company that were purchased by the underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option;

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriter of the Initial Public Offering had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with BTIG, together;

●	“Public Rights” are to the rights sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, which consisted of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 21, 2025 which we entered into with the Sponsor and BTIG;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of the Company passed by at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the Company’s Amended and Restated Articles) of the shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Oyster Enterprises II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 21, 2025, which we entered into with BTIG, as the underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$1,075,364	$—
Prepaid expenses	147,254	—
Total Current Assets	1,222,618	—

Deferred offering costs	—	145,359
Long Term prepaid insurance	108,073
Investments held in Trust Account	253,970,067	—
Total Assets	$255,300,758	$145,359

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$744
Accounts payable and accrued expenses	24,889	—
IPO Promissory Note – related party	—	167,059
Total current liabilities	99,889	167,803
Deferred underwriting fee	8,855,000	—
Total Liabilities	8,954,889	167,803

Commitments

Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.04 per share	253,970,067	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 708,000 and 0 shares issued and outstanding (excluding 25,300,000 Class A Ordinary Shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	71	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (1)	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(7,625,060)	(47,444)
Total Shareholders’ Deficit	(7,624,198)	(22,444)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$255,300,758	$145,359

(1)	As of December 31, 2024, included up to 1,031,250 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment were to be exercised (Note 5). On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
Formation, general and administrative costs	$126,714	$151,814
Loss from operations	(126,714)	(151,814)

Other income:
Interest earned on investments held in Trust Account	970,067	970,067

Net income	$843,353	$818,253

Weighted average shares outstanding, Class A Ordinary Shares	10,981,156	5,490,578

Basic and diluted net income per share, Class A Ordinary Shares	$0.04	$0.06

Basic and diluted weighted average, Class B Ordinary Shares	7,906,250	7,906,250

Basic and diluted net income per share, Class B Ordinary Shares	$0.04	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	7,906,250	$791	$24,209	$(47,444)	$(22,444)

Net loss	—	—	—	—	—	(25,100)	(25,100)

Balance — March 31, 2025 (unaudited)	—	—	7,906,250	791	24,209	(72,544)	(47,544)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,617,003)	(8,395,869)	(19,012,872)

Sale of 708,000 Private Placement Units	708,000	71	—	—	7,079,929	—	7,080,000

Fair value of rights included in Public Units	—	—	—	—	3,744,400	—	3,744,400

Transaction costs related to Private Placement Units and rights included in Public Units	—	—	—	—	(231,535)	—	(231,535)

Net income	—	—	—	—	—	843,353	843,353

Balance — June 30, 2025 (unaudited)	708,000	$71	7,906,250	$791	$—	$(7,625,060)	$(7,624,198)

(1)	As of December 31, 2024, included up to 1,031,250 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment were to be exercised (Note 5). On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$818,253
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	25,100
Interest earned on investments held in Trust Account	(970,067)
Changes in operating assets and liabilities:
Prepaid expenses	(147,254)
Long-term prepaid insurance	(108,073)
Accounts payable and accrued expenses	24,889
Net cash used in operating activities	(357,152)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Units	7,080,000
Repayment of IPO Promissory Note - related party	(239,487)
Payment of offering costs	(347,997)
Net cash provided by financing activities	254,432,516

Net change in cash	1,075,364
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$1,075,364

Noncash investing and financing activities:

Deferred offering costs paid through IPO Promissory Note – related party	$47,328
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Oyster Enterprises II Acquisition Corp (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on October 9, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of March 31, 2025, the Company had not selected any specific Business Combination target and the Company had not, nor had anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from October 9, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the Initial Public Offering as defined below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The IPO Registration Statement was declared effective by the SEC on May 21, 2025. The MEF Registration Statement was declared effective on May 21, 2025, when filed. On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,300,000 Option Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Each Unit consists of one Public Share and one right (“Public Right”) to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 708,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a Private Placement to the Company’s sponsor, Oyster Enterprises II LLC (the “Sponsor”), and BTIG, LLC (“BTIG”, the representative of the underwriters), generating gross proceeds of $7,080,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 708,000 Private Placement Units, the Sponsor purchased 455,000 Private Placement Units and BTIG purchased 253,000 Private Placement Units.

Transaction costs amounted to $14,529,940, consisting of $5,060,000 of cash underwriting fee, $8,855,000 of deferred underwriting fee, and $614,940 of other offering costs.

The Company’s Management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and income taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on May 23, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating an intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Board of Directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Articles to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide the Company’s Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less income taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was initially $10.00 per public share.

The Ordinary Shares subject to redemption will be recorded at a redemption value and classified as temporary equity subsequent to the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 have been satisfied through the loan under an unsecured IPO Promissory Note from the Sponsor of up to $300,000 (see Note 5) and funds available for operating expenses from the proceeds of the IPO. As of June 30, 2025, the Company had cash of $1,075,364 and a working capital of $1,122,729.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 the Company had no borrowings under such Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40,” Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business within one year from the date of issuance of the unaudited condensed financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the Initial Public Offering closing on May 23, 2025, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 30, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 27, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $1,075,364 and $0 in cash, respectively, and no cash equivalents.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Investments Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account, amounting to $253,970,067, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statement of operations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the rights and then to the Class A Ordinary Shares. Offering costs allocated to the Public Shares are charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units are charged to shareholders’ deficit based on the equity classification of the underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Rights

The Company accounted for the Public and Private Placement Rights (as defined below) issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) exercise of the Over-Allotment Option.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per Ordinary Share, basic and diluted, for Class A redeemable Ordinary Shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable Ordinary Shares outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable Ordinary Shares is calculated by dividing net income, adjusted for income attributable to Class A redeemable Ordinary Shares, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Class A and Class B non-redeemable Ordinary Shares include the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$490,326	$353,027	$335,354	$482,899
Denominator:
Basic weighted-average shares outstanding	10,981,156	7,906,250	5,490,578	7,906,250
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.06	$0.06

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(3,744,400)
Public Shares issuance costs	(14,298,405)
Plus:
Remeasurement of carrying value to redemption value	19,012,872
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$253,970,067

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 23, 2025, the Company sold 25,300,000 Units, which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,300,000 Option Units, at a purchase price of $10.00 per Unit. Each Unit that the Company sold had a price of $10.00 and consisted of one Class A ordinary share and one right (“Public Right”) to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 708,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $7,080,000 in the aggregate, in a Private Placement. Each Unit consisted of one Public Share and one right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (known as the “Private Placement Rights”). If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the net proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Rights contained in the Private Placement Units are identical to the rights sold in the Initial Public Offering except, the Private Placement Rights (i) may not (including the Class A Ordinary Shares issuable upon conversion of these rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

The Sponsor and the Company’s officers and directors have entered into a Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 16, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 7,187,500 Class B Ordinary Shares, known as Founder Shares, to the Sponsor. On May 21, 2025, the Company issued an additional of 718,750 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 7,906,250 Founder Shares. Up to 1,031,250 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On May 23, 2025, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,031,250 Founder Shares were no longer subject to forfeiture.

On April 12, 2025, the Sponsor granted membership interests equivalent to an aggregate of 135,000 Founder Shares to independent directors of the Company in exchange for their services through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 135,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 12, 2025 was $198,585 or $1.471 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through a Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a Letter Agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if we fail to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

IPO Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of May 23, 2025, the Company had borrowed $239,487 under the IPO Promissory Note which was paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the Note were no longer available.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor’s affiliate, commencing on May 21, 2025, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. As of May 23, 2025, the Company paid $10,000 to the affiliate of the Sponsor. For the three and six months ended June 30, 2025, the Company incurred and paid $20,000 in fees for these services.

The Company has agreed to pay the Chief Financial Officer,(“CFO”) a total of $2,500 per month for his services. Upon successful completion of the initial Business Combination, the Company will pay the CFO a $50,000 success fee. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. COMMITMENTS

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, and any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the Initial Shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a Registration Rights Agreement signed on the effective date of the IPO Registration Statement and the MEF Registration Statement. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, BTIG may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Option Units to cover the over-allotments. On May 23, 2025, the underwriters elected to fully exercise their Over-Allotment Option to purchase an additional 3,300,000 Option Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,060,000 in the aggregate, or 2.0% of the gross proceeds of the units offered in the Initial Public Offering, which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8,855,000 in the aggregate, payable upon the completion of an initial Business Combination subject to the terms of the Underwriting Agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 708,000 and 0 Class A Ordinary Shares issued and outstanding, respectively, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 7,906,250 and 7,906,250 Class B Ordinary Shares issued and outstanding, respectively.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 23.81% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the underwriters’ Over-Allotment Option and excluding the Class A Ordinary Shares comprising part of the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Rights issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Holders of record of the Company’s Class A Ordinary Shares and Class B Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act or stock exchange rules, an Ordinary Resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by shareholders. Approval of certain actions requires a Special Resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on these matters during such time.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one class A Ordinary Share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$253,970,067	$—

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The fair value of the Public Rights issued in the Initial Public Offering is $3,744,400, or $0.148 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Rights issued in the Initial Public Offering:

May 23, 2025
Traded unit price	$10.010
Share price	$9.862
Market adjustment(1)	15.0%
Fair value per share right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of the consummation of a Business Combination, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded warrant prices to simulated model outputs.

Public Rights are not remeasured subsequent to the date of the initial recognition.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is disclosed in the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics which include the following:

	June 30,	December 31,
	2025	2024
Trust Account	$253,970,067	$—
Cash and cash equivalents	$1,075,364	$—

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General, administrative costs and advisory fee	$126,714	$151,814
Interest earned on cash and marketable securities held in Trust Account	$970,067	$970,067

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective investment strategy for the Trust Account funds while maintaining compliance with the provisions of the Investment Management Trust Agreement between the Company and Continental. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure sufficient capital is available to complete a Business Combination within the Combination Period. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 8, 2025, the Company announced that, commencing on July 11, 2025, the holders of the units issued in its initial public offering (the “Units”), each Unit consisting of one Class A Ordinary Share of the Company, par value $0.0001 per share, and one right to receive one-tenth (1/10) of one Class A Ordinary Share of the Company upon the consummation of the Company’s initial Business Combination (the “Share Rights”), may elect to separately trade the Class A Ordinary Shares and the Share Rights included in the Units. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “OYSEU.” The Class A Ordinary Shares and the Share Rights are listed and trade on the Nasdaq Global Market under the symbols “OYSE” and “OYSER,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on October 9, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $843,353, which consisted of interest income on investments held in the Trust Account of $970,067,offset by operating costs of $126,714.

For the six months ended June 30, 2025, we had net income of $818,253, which consisted of interest income on investments held in the Trust Account of $970,067, offset by operating costs of $151,814.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

On May 23, 2025, we consummated the Initial Public Offering of 25,300,000 Units, which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,300,000 Option Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 708,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Company’s Sponsor and BTIG, LLC, generating gross proceeds of $7,080,000.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the sale of the Private Units, a total of $253,000,000 was placed in the Trust Account. We incurred $14,529,940 of expenses, consisting of $5,060,000 of cash underwriting fee, $8,855,000 of deferred underwriting fee, and $614,940 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $357,152. Net income of $818,253 was affected by interest earned on marketable securities held in the Trust Account of $970,067 and payment of operation costs through the IPO Promissory Note of $25,100. Changes in operating assets and liabilities provided $230,438 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $253,970,067 (including approximately $970,067 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025, we had cash of $1,075,364. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to an affiliate of our Sponsor for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $8,855,000 in the aggregate, payable upon the completion of an initial Business Combination subject to the terms of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A and non-redeemable Class B Ordinary Shares is calculated by dividing the net income, less income attributable to redeemable Class A Ordinary Shares, by the weighted average number of Class A and non-redeemable Class B Ordinary Shares outstanding for the periods presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 23, 2025, we consummated the Initial Public Offering of 25,300,000 Units, which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,300,000 Option Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. BTIG acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on the IPO Registration Statement on Form S-1 and the MEF Registration Statement on Form S-1MEF (Registration Nos. 333-286984 and 333-287494). The SEC declared the IPO Registration Statement effective on May 21, 2025 and the MEF Registration Statement was declared effective on May 21, 2025, when filed.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 708,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Company’s Sponsor and BTIG, LLC, generating gross proceeds of $7,080,000. Each Unit consists of one Public Share and one right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (known as the “Private Placement Rights”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the Over-Allotment Option and the Private Units, an aggregate of $253,000,000 was placed in the Trust Account.

We paid a total of $14,529,940, consisting of $5,060,000 of cash underwriting fee, $8,855,000 of deferred underwriting fee, and $614,940 of other offering costs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 21, 2025, by and between the Company and BTIG, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Share Rights Agreement, dated May 21, 2025, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Investment Management Trust Agreement, dated May 21, 2025, by and between the Company and Continental Stock Transfer & Trust Company. (1)
10.2	Registration Rights Agreement, dated May 21, 2025, by and among the Company, the Sponsor, and BTIG, as representative of the underwriters. (1)
10.3	Private Placement Units Purchase Agreement, dated May 21, 2025, between the Company and the Sponsor. (1)
10.4	Private Placement Units Purchase Agreement, dated May 21, 2025, between the Company and BTIG. (1)
10.5	Letter Agreement, dated May 21, 2025, by and among the Company, Sponsor and each of the officers, directors and advisor of the Company. (1)
10.6	Form of Indemnity Agreement. (1)
10.7	Administrative Services Agreement, dated May 21, 2025, between the Company and Oyster Management II LLC. (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYSTER ENTERPRISES II ACQUISITION CORP

Date: August 8, 2025	By:	/s/ Mario Zarazua
	Name:	Mario Zarazua
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)