Form 10-Q
period 2025-09-30
Oyster Enterprises II Acquisition Corp
filed 2025-10-31
CIK 2042182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2025, there were 26,008,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,906,250 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

OYSTER ENTERPRISES II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 21, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Articles, as amended and restated, and currently in effect;

●	ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU 2023-07” are to the FASB Accounting Standards Update Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“BTIG” are to BTIG, LLC, the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating officer decision maker;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 23, 2027, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Oyster Enterprises II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor in a Private Placement (as defined below) prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares in connection with our initial Business Combination or earlier at the option of the holders thereof as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the upsized initial public offering that we consummated on May 23, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 16, 2024;

●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on May 6, 2025, as amended, and declared effective on May 21, 2025 (Registration No. 333- 286984);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the letter agreement, dated May 21, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“MEF Registration Statement” are to the registration statement on Form S-1MEF, declared effective under the Securities Act (“as defined below”) on May 21, 2025, when filed (Registration No. 333- 287494);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 units of our Company that were purchased by the underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option;

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriter of the Initial Public Offering had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with BTIG, together;

●	“Public Rights” are to the rights sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, which consisted of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 21, 2025 which we entered into with the Sponsor and BTIG;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of the Company passed by at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the Company’s Amended and Restated Articles) of the shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Oyster Enterprises II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 21, 2025, which we entered into with BTIG, as the underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$934,755	$—
Prepaid expenses	159,949	—
Total Current Assets	1,094,704	—

Deferred offering costs	—	145,359
Long Term prepaid insurance	75,651
Investments held in Trust Account	256,779,851	—
Total Assets	$257,950,206	$145,359

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$744
Accounts payable and accrued expenses	17,700	—
IPO Promissory Note – related party	—	167,059
Total current liabilities	92,700	167,803
Deferred underwriting fee	8,855,000	—
Total Liabilities	8,947,700	167,803

Commitments
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.15 per share	256,779,851	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 708,000 and 0 shares issued and outstanding (excluding 25,300,000 Class A Ordinary Shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	71	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (1)	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(7,778,207)	(47,444)
Total Shareholders’ Deficit	(7,777,345)	(22,444)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$257,950,206	$145,359

(1)	As of December 31, 2024, included up to 1,031,250 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment were to be exercised (Note 5). On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
Formation, general and administrative costs	$153,147	$304,961
Loss from operations	(153,147)	(304,961)

Other income:
Interest earned on investments held in Trust Account	2,809,784	3,779,851

Net income	$2,656,637	$3,474,890

Weighted average shares outstanding, Class A Ordinary Shares	26,008,000	12,430,294

Basic and diluted net income per share, Class A Ordinary Shares	$0.08	$0.17

Basic weighted average, Class B Ordinary Shares	7,906,250	7,906,250

Basic and diluted net income per share, Class B Ordinary Shares	$0.08	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	7,906,250	$791	$24,209	$(47,444)	$(22,444)

Net loss	—	—	—	—	—	(25,100)	(25,100)

Balance — March 31, 2025 (unaudited)	—	—	7,906,250	791	24,209	(72,544)	(47,544)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,617,003)	(8,395,869)	(19,012,872)

Sale of 708,000 Private Placement Units	708,000	71	—	—	7,079,929	—	7,080,000

Fair value of rights included in Public Units	—	—	—	—	3,744,400	—	3,744,400

Transaction costs related to Private Placement Units and rights included in Public Units	—	—	—	—	(231,535)	—	(231,535)

Net income	—	—	—	—	—	843,353	843,353

Balance — June 30, 2025 (unaudited)	708,000	71	7,906,250	791	—	(7,625,060)	(7,624,198)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,809,784)	(2,809,784)

Net income	—	—	—	—	—	2,656,637	2,656,637

Balance — September 30, 2025 (unaudited)	708,000	$71	7,906,250	$791	$—	$(7,778,207)	$(7,777,345)

(1)	As of December 31, 2024, included up to 1,031,250 of the Founder Shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment were to be exercised (Note 5). On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,474,890
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	25,100
Interest earned on investments held in Trust Account	(3,779,851)
Changes in operating assets and liabilities:
Prepaid expenses	(159,949)
Long-term prepaid insurance	(75,651)
Accounts payable and accrued expenses	17,700
Net cash used in operating activities	(497,761)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Units	7,080,000
Repayment of IPO Promissory Note - related party	(239,487)
Payment of offering costs	(347,997)
Net cash provided by financing activities	254,432,516

Net change in cash	934,755
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$934,755

Noncash investing and financing activities:

Deferred offering costs paid through promissory note – related party	$47,328
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from October 9, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the Initial Public Offering as defined below and subsequent to the Initial Public Offering (as defined below), identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 have been satisfied through the loan under an unsecured IPO Promissory Note from the Sponsor of up to $300,000 (see Note 5) and funds available for operating expenses from the proceeds of the IPO. As of September 30, 2025, the Company had cash of $934,755 and a working capital of $1,002,004.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 the Company had no borrowings under such Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business within one year from the date of issuance of the unaudited condensed financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that after the Initial Public Offering closing on May 23, 2025, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 30, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 27, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $934,755 and $0 in cash, respectively, and no cash equivalents.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $256,779,851, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account at fair value in the accompanying condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 8, 2025, the Company announced that, commencing on July 11, 2025, the holders of the Units issued in its initial public offering, may elect to separately trade the Shares and Rights included in the Units. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “OYSEU.” The Shares and the Rights are listed and trade on the Nasdaq Global Market under the symbols “OYSE” and “OYSER,” respectively.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) exercise of the Over-Allotment Option.

The Company’s unaudited condensed statements of operations include a presentation of income per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per Ordinary Share, basic and diluted, for Class A redeemable Ordinary Shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable Ordinary Shares outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable Ordinary Shares is calculated by dividing net income, adjusted for income attributable to Class A redeemable Ordinary Shares, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Class A and Class B non-redeemable Ordinary Shares include the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$2,037,309	$619,328	$2,123,955	$1,350,935
Denominator:
Basic weighted-average shares outstanding	26,008,000	7,906,250	12,430,294	7,906,250
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.17	$0.17

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(3,744,400)
Public Shares issuance costs	(14,298,405)
Plus:
Remeasurement of carrying value to redemption value	19,012,872
Class A Ordinary Shares subject to possible redemption, June 30, 2025	253,970,067
Plus:
Remeasurement of carrying value to redemption value	2,809,784
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$256,779,851

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Private Placement Rights contained in the Private Placement Units are identical to the rights sold in the Initial Public Offering except that the Private Placement Rights (i) may not (including the Class A Ordinary Shares issuable upon conversion of these rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 16, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 7,187,500 Class B Ordinary Shares, known as Founder Shares, to the Sponsor. On May 21, 2025, the Company issued additional 718,750 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 7,906,250 Founder Shares. Up to 1,031,250 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On May 23, 2025, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,031,250 Founder Shares were no longer subject to forfeiture.

On April 12, 2025, the Sponsor granted membership interests equivalent to an aggregate of 135,000 Founder Shares to independent directors of the Company in exchange for their services through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holders of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 135,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 12, 2025 was $198,585 or $1.471 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through a Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor’s affiliate, commencing on May 21, 2025, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services.

The Company has agreed to pay the Chief Financial Officer (“CFO”) a total of $2,500 per month for his services. Upon successful completion of the initial Business Combination, the Company will pay the CFO a $50,000 success fee. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2025, the Company incurred and paid $7,500 and $12,500, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2025, no such Working Capital Loans were outstanding.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 708,000 and 0 Class A Ordinary Shares issued and outstanding, respectively, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 7,906,250 and 7,906,250 Class B Ordinary Shares issued and outstanding, respectively.

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

SEPTEMBER 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$256,779,851	$—

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is disclosed in the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics which include the following:

	September 30,	December 31,
	2025	2024
Trust Account	$256,779,851	$—
Cash and cash equivalents	$934,755	$—

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Formation, general and administrative costs	$153,147	$304,961
Interest earned on cash and marketable securities held in Trust Account	$2,809,784	$3,779,851

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective investment strategy for the Trust Account funds while maintaining compliance with the provisions of the Investment Management Trust Agreement between the Company and Continental. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure sufficient capital is available to complete a Business Combination within the Combination Period. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,656,637, which consisted of interest income on investments held in the Trust Account of $2,809,784, offset by operating costs of $153,147.

For the nine months ended September 30, 2025, we had net income of $3,474,890, which consisted of interest income on investments held in the Trust Account of $3,779,851, offset by operating costs of $304,961.

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

For the nine months ended September 30, 2025, cash used in operating activities was $497,761. Net income of $3,474,890 was affected by interest earned on marketable securities held in the Trust Account of $3,779,851 and payment of operation costs through the IPO Promissory Note of $25,100. Changes in operating assets and liabilities provided $217,900 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $256,779,851 (including approximately $3,779,851 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2025, we had cash of $934,755. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OYSTER ENTERPRISES II ACQUISITION CORP

Date: October 31, 2025	By:	/s/ Mario Zarazua
	Name:	Mario Zarazua
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2025	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)