Form 10-Q
period 2026-06-30
Oyster Enterprises II Acquisition Corp
filed 2026-08-06
CIK 2042182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, there were 26,008,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,906,250 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

OYSTER ENTERPRISES II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC (as defined below) on March 6, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 21, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“BTIG” are to BTIG, LLC, the representative of the underwriters of the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 23, 2027, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Oyster Enterprises II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares in connection with our initial Business Combination or earlier at the option of the holders thereof as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the upsized initial public offering that we consummated on May 23, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 16, 2024;

●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on May 6, 2025, as amended, and declared effective on May 21, 2025 (Registration No. 333- 286984);

●	“Letter Agreement” are to the letter agreement, dated May 21, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“MEF Registration Statement” are to the registration statement on Form S-1MEF, declared effective under the Securities Act (as defined below) on May 21, 2025, when filed (Registration No. 333- 287494);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 units of our Company that were purchased by the underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriter of the Initial Public Offering had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with BTIG, together;

●	“Public Rights” are to the rights sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 21, 2025 which we entered into with the Sponsor and BTIG;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Oyster Enterprises II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 21, 2025, which we entered into with BTIG, as the underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$574,249	$864,584
Prepaid expenses	155,220	135,654
Total Current Assets	729,469	1,000,238

Long-term prepaid insurance	—	43,229
Investments held in Trust Account	263,843,971	259,241,061
Total Assets	$264,573,440	$260,284,528

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	39,331	42,542
Total current liabilities	114,331	117,542
Deferred underwriting fee	8,855,000	8,855,000
Total Liabilities	8,969,331	8,972,542

Commitments
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.43 and $10.25 per share as of June 30, 2026 and December 31, 2025, respectively	263,843,971	259,241,061

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 708,000 shares issued and outstanding (excluding 25,300,000 Class A Ordinary Shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	71	71
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2026 and December 31, 2025	791	791
Accumulated deficit	(8,240,724)	(7,929,937)
Total Shareholders’ Deficit	(8,239,862)	(7,929,075)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$264,573,440	$260,284,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$142,695	$126,714	$310,787	$151,814
Loss from operations	(142,695)	(126,714)	(310,787)	(151,814)

Other income:
Interest earned on investments held in Trust Account	2,348,191	970,067	4,602,910	970,067

Net income	$2,205,496	$843,353	$4,292,123	$818,253

Weighted average shares outstanding of Class A Ordinary Shares	26,008,000	10,981,156	26,008,000	5,490,578
Basic and diluted net income per Ordinary Share, Class A Ordinary Shares	$0.07	$0.04	$0.13	$0.06
Basic weighted average, Class B Ordinary Shares(1)	7,906,250	7,906,250	7,906,250	7,906,250
Basic and diluted net income per share, Class B Ordinary Shares	$0.07	$0.04	$0.13	$0.06

(1)	Periods for the three and six months ended June 30, 2025, excluded 1,031,250 Class B Ordinary Shares that were subject to forfeiture to the extent the Over-Allotment Option was not exercised in full or in part by the underwriters. On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — December 31, 2025	708,000	$71	7,906,250	$791	$—	$(7,929,937)	$(7,929,075)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,254,719)	(2,254,719)

Net income	—	—	—	—	—	2,086,627	2,086,627

Balance — March 31, 2026 (unaudited)	708,000	71	7,906,250	791	—	(8,098,029)	(8,097,167)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,348,191)	(2,348,191)

Net income	—	—	—	—	—	2,205,496	2,205,496

Balance — June 30, 2026 (unaudited)	708,000	$71	7,906,250	$791	$—	$(8,240,724)	$(8,239,862)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	7,906,250	$791	$24,209	$(47,444)	$(22,444)

Net loss	—	—	—	—	—	(25,100)	(25,100)

Balance — March 31, 2025 (unaudited)	—	—	7,906,250	791	24,209	(72,544)	(47,544)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,617,003)	(8,395,869)	(19,012,872)

Sale of 708,000 Private Placement Units	708,000	71	—	—	7,079,929	—	7,080,000

Fair value of rights included in Public Units	—	—	—	—	3,744,400	—	3,744,400

Transaction costs related to Private Placement Units and rights included in Public Units	—	—	—	—	(231,535)	—	(231,535)

Net income	—	—	—	—	—	843,353	843,353

Balance — June 30, 2025 (unaudited)	708,000	$71	7,906,250	$791	$—	$(7,625,060)	$(7,624,198)

(1)	As of December 31, 2024, included 1,031,250 Founder Shares that were subject to forfeiture by the Sponsor for no consideration, depending on the extent to which the underwriter’s Over-Allotment Option was exercised (Note 5). On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 Units at $10.00 per Unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,292,123	$818,253
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general and administrative costs through IPO Promissory Note	—	25,100
Interest earned on investments held in Trust Account	(4,602,910)	(970,067)
Changes in operating assets and liabilities:
Prepaid expenses	(19,566)	(147,254)
Long-term prepaid insurance	43,229	(108,073)
Accounts payable and accrued expenses	(3,211)	24,889
Net cash used in operating activities	(290,335)	(357,152)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placement Units	—	7,080,000
Repayment of IPO Promissory Note - related party	—	(239,487)
Payment of offering costs	—	(347,997)
Net cash provided by financing activities	—	254,432,516

Net change in cash	(290,335)	1,075,364
Cash and cash equivalents, beginning of the period	864,584	—
Cash and cash equivalents, end of the period	$574,249	$1,075,364

Noncash investing and financing activities:
Deferred offering costs paid through IPO Promissory Note – related party	$—	$47,328
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 9, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering as defined below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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
JUNE 30, 2026
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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 have been satisfied through the loan under an unsecured IPO Promissory Note from the Sponsor of up to $300,000 (see Note 5) and funds available for operating expenses from the proceeds of the IPO. As of June 30, 2026, the Company had cash of $574,249 and working capital of $615,138.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, the Company had no borrowings under such Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements–Going Concern,” Management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until May 23, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

OYSTER ENTERPRISES II ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 9, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $574,249 and $864,584 in cash, respectively, and no cash equivalents.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $263,843,971 and $259,241,061, respectively, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account at fair value in the accompanying unaudited condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statements of operations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,691,340	$514,156	$3,291,523	$1,000,600
Denominator:
Basic weighted average Ordinary Shares outstanding	26,008,000	7,906,250	26,008,000	7,906,250
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.13	$0.13

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$490,326	$353,027	$335,354	$482,899
Denominator:
Basic weighted-average shares outstanding	10,981,156	7,906,250	5,490,578	7,906,250
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.06	$0.06

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(3,744,400)
Public Shares issuance costs	(14,298,405)
Plus:
Remeasurement of carrying value to redemption value	24,283,866
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$259,241,061
Plus:
Remeasurement of carrying value to redemption value	2,254,719
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$261,495,780
Plus:
Remeasurement of carrying value to redemption value	2,348,191
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$263,843,971

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company does not believe that adoption of the new standard will have a material impact on its financial statements.

Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

JUNE 30, 2026

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

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On April 12, 2025, the Sponsor granted membership interests equivalent to an aggregate of 135,000 Founder Shares to independent directors of the Company in exchange for their services through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holders of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 135,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 12, 2025 was $198,585 or $1.471 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

OYSTER ENTERPRISES II ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor’s affiliate, commencing on May 21, 2025, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2025, the Company incurred and paid $20,000 in fees for these services.

The Company has agreed to pay the Chief Financial Officer (“CFO”) a total of $2,500 per month for his services. Upon successful completion of the initial Business Combination, the Company will pay the CFO a $50,000 success fee. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $7,500 and $15,000, in fees for these services, respectively. The Company did not incur any fees for such services for the year ended December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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
JUNE 30, 2026
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

Finder’s Agreement

On July 15, 2026, the Company entered into an agreement with a financial advisor to assist the Company on a non-exclusive basis in its search for a target for the Business Combination.

Subject to the terms and conditions of the agreement, upon the closing of a Business Combination with a target introduced by the financial advisor, the Company shall pay a fee of up to $5,000,000 (but no less than $750,000), of which up to 50% of such fee may be payable in shares of the Company upon the satisfaction of certain conditions.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares  —  The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 708,000 Class A Ordinary Shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares  —  The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 7,906,250 Class B Ordinary Shares issued and outstanding.

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

JUNE 30, 2026

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

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents information about the Company’s assets that were measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$263,843,971	$259,241,061

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

	June 30,	December 31,
	2026	2025
Investments held in Trust Account	$263,843,971	$259,241,061
Cash	$574,249	$864,584

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Formation, general and administrative costs	$142,695	$126,714	$310,787	$151,814
Interest earned on investments held in Trust Account	$2,348,191	$970,067	$4,602,910	$970,067

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective investment strategy for the Trust Account funds while maintaining compliance with the provisions of the Investment Management Trust Agreement between the Company and Continental. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure sufficient capital is available to complete a Business Combination within the Combination Period. Formation, general and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

On July 15, 2026, the Company entered into an agreement with a financial advisor to assist the Company on a non-exclusive basis in its search for a target for the Business Combination. Subject to the terms and conditions of the agreement, upon the closing of a Business Combination with a target introduced by the financial advisor, the Company shall pay a fee of up to $5,000,000 (but no less than $750,000), of which up to 50% of such fee may be payable in shares of the Company upon the satisfaction of certain conditions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,205,496, which consists of interest earned on investments held in the Trust Account of $2,348,191, offset by formation, general and administrative costs of $142,695.

For the three months ended June 30, 2025, we had net income of $843,353, which consisted of interest income on investments held in the Trust Account of $970,067, offset by offset by formation, general and administrative costs of $126,714.

For the six months ended June 30, 2026, we had net income of $4,292,123, which consists of interest earned on investments held in the Trust Account of $4,602,910, offset by formation, general and administrative costs of $310,787.

For the six months ended June 30, 2025, we had net income of $818,253, which consisted of interest income on investments held in the Trust Account of $970,067, offset by offset by formation, general and administrative costs of $151,814.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2026, net cash used in operating activities was $290,335. Net income of $4,292,123 was impacted by interest earned on marketable securities held in the Trust Account of $4,602,910. Changes in operating assets and liabilities provided $20,452 of cash from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $357,152. Net income of $818,253 was impacted by interest earned on marketable securities held in the Trust Account of $970,067 and payment of operation costs through the IPO Promissory Note of $25,100. Changes in operating assets and liabilities provided $230,438 of cash from operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $263,843,971 (including approximately $10,843,971 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash of $574,249. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from our Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the Initial Public Offering and the Private Placement held outside the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements –Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until May 23, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the period during which we may consummate a Business Combination consistent with applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares (which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfalls and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed financial statements contained in this Report do not include any adjustments that might result from the outcome of these uncertainties.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 21, 2025, and until the completion of our Business Combination or liquidation, we may reimburse an affiliate of our Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2025, the Company incurred and paid $20,000 in fees for these services.

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

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We do not believe that adoption of the new standard will have a material impact on our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our principal executive officer and principal financial officer or persons performing similar functions (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, and (iii) Quarterly Report on Form 10-Q for the three months ended March 31, 2026. As of the date of the Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OYSTER ENTERPRISES II ACQUISITION CORP

Date: August 6, 2026	By:	/s/ Mario Zarazua
	Name:	Mario Zarazua
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)