Form 10-Q
period 2026-09-30
Oyster Enterprises II Acquisition Corp
filed 2026-11-04
CIK 2042182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 26,008,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,906,250 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

OYSTER ENTERPRISES II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC (as defined below) on March 9, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 21, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below) of the Initial Public Offering (as defined below);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to May 23, 2027, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Oyster Enterprises II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate amount of $8,855,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

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

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the upsized initial public offering that we consummated on May 23, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 16, 2024;

●	“IPO Registration Statement” are to the registration statement on Form S-1 initially filed with the SEC on May 6, 2025, as amended, and declared effective on May 21, 2025 (Registration No. 333- 286984);

●	“Letter Agreement” are to the letter agreement, dated May 21, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“MEF Registration Statement” are to the registration statement on Form S-1MEF, declared effective under the Securities Act (as defined below) on May 21, 2025, when filed (Registration No. 333- 287494);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the additional 3,300,000 units of our Company that were purchased by the Underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter of the Initial Public Offering had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated May 21, 2025, which we entered into with BTIG, together;

●	“Public Rights” are to the rights sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right (as defined below);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 21, 2025 which we entered into with the Sponsor and BTIG;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Oyster Enterprises II LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 21, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 21, 2025, which we entered into with BTIG, as the Underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$394,333	$864,584
Prepaid expenses	105,615	135,654
Total Current Assets	499,948	1,000,238

Long-term prepaid insurance	—	43,229
Investments held in Trust Account	266,197,065	259,241,061
Total Assets	$266,697,013	$260,284,528

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accounts payable and accrued expenses	28,704	42,542
Total current liabilities	28,704	117,542
Deferred underwriting fee	8,855,000	8,855,000
Total Liabilities	8,883,704	8,972,542

Commitments
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at redemption value of $10.52 and $10.25 per share as of September 30, 2026 and December 31, 2025, respectively (Note 6)	266,197,065	259,241,061

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 708,000 shares issued and outstanding (excluding 25,300,000 Class A Ordinary Shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	71	71
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2026 and December 31, 2025	791	791
Accumulated deficit	(8,384,618)	(7,929,937)
Total Shareholders’ Deficit	(8,383,756)	(7,929,075)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$266,697,013	$260,284,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$143,894	$153,147	$454,681	$304,961
Loss from operations	(143,894)	(153,147)	(454,681)	(304,961)

Other income:
Interest earned on investments held in Trust Account	2,353,094	2,809,784	6,956,004	3,779,851

Net income	$2,209,200	$2,656,637	$6,501,323	$3,474,890

Basic weighted average, Class A Ordinary Shares outstanding	26,008,000	26,008,000	26,008,000	12,430,294
Basic net income per Ordinary Share, Class A Ordinary Shares	$0.07	$0.08	$0.19	$0.18
Diluted weighted average, Class A Ordinary Shares outstanding	26,008,000	26,008,000	26,008,000	12,430,294
Diluted net income per Ordinary Share, Class A Ordinary Shares	$0.07	$0.08	$0.19	$0.17
Basic weighted average, Class B Ordinary Shares(1)	7,906,250	7,906,250	7,906,250	7,367,877
Basic net income per share, Class B Ordinary Shares	$0.07	$0.08	$0.19	$0.18
Diluted weighted average, Class B Ordinary Shares	7,906,250	7,906,250	7,906,250	7,906,250
Diluted net income per share, Class B Ordinary Shares	$0.07	$0.08	$0.19	$0.17

(1)	Period for the nine months ended September 30, 2025 excluded 1,031,250 Class B Ordinary Shares that were subject to forfeiture to the extent the Over-Allotment Option was not exercised in full or in part by the underwriters. On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — December 31, 2025	708,000	$71	7,906,250	$791	$—	$(7,929,937)	$(7,929,075)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,254,719)	(2,254,719)

Net income	—	—	—	—	—	2,086,627	2,086,627

Balance — March 31, 2026 (unaudited)	708,000	71	7,906,250	791	—	(8,098,029)	(8,097,167)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,348,191)	(2,348,191)

Net income	—	—	—	—	—	2,205,496	2,205,496

Balance — June 30, 2026 (unaudited)	708,000	71	7,906,250	791	—	(8,240,724)	(8,239,862)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,353,094)	(2,353,094)

Net income	—	—	—	—	—	2,209,200	2,209,200

Balance — September 30, 2026 (unaudited)	708,000	$71	7,906,250	$791	$—	$(8,384,618)	$(8,383,756)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	7,906,250	$791	$24,209	$(47,444)	$(22,444)

Net loss	—	—	—	—	—	(25,100)	(25,100)

Balance — March 31, 2025 (unaudited)	—	—	7,906,250	791	24,209	(72,544)	(47,544)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(10,617,003)	(8,395,869)	(19,012,872)

Sale of 708,000 Private Placement Units	708,000	71	—	—	7,079,929	—	7,080,000

Fair value of rights included in Public Units	—	—	—	—	3,744,400	—	3,744,400

Transaction costs related to Private Placement Units and rights included in Public Units	—	—	—	—	(231,535)	—	(231,535)

Net income	—	—	—	—	—	843,353	843,353

Balance — June 30, 2025 (unaudited)	708,000	71	7,906,250	791	—	(7,625,060)	(7,624,198)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,809,784)	(2,809,784)

Net income	—	—	—	—	—	2,656,637	2,656,637

Balance — September 30, 2025 (unaudited)	708,000	$71	7,906,250	$791	$—	$(7,778,207)	$(7,777,345)

(1)	As of December 31, 2024, included 1,031,250 Founder Shares that were subject to forfeiture by the Sponsor for no consideration, depending on the extent to which the underwriter’s Over-Allotment Option was exercised (Note 5). On May 23, 2025, the Company consummated the Initial Public Offering of 25,300,000 Units at $10.00 per Unit, which included the full exercise of the underwriter’s Over-Allotment Option, and the 1,031,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$6,501,323	$3,474,890
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general and administrative costs through IPO Promissory Note	—	25,100
Interest earned on investments held in Trust Account	(6,956,004)	(3,779,851)
Changes in operating assets and liabilities:
Prepaid expenses	30,039	(159,949)
Long-term prepaid insurance	43,229	(75,651)
Accounts payable and accrued expenses	(13,838)	17,700
Net cash used in operating activities	(395,251)	(497,761)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placement Units	—	7,080,000
Repayment of IPO Promissory Note - related party	—	(239,487)
Payment of offering costs	(75,000)	(347,997)
Net cash (used in) provided by financing activities	(75,000)	254,432,516

Net change in cash	(470,251)	934,755
Cash, beginning of the period	864,584	—
Cash, end of the period	$394,333	$934,755

Noncash investing and financing activities:
Deferred offering costs paid through IPO Promissory Note – related party	$—	$47,328
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

OYSTER ENTERPRISES II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 9, 2024 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering as defined below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 708,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a Private Placement to the Company’s sponsor, Oyster Enterprises II LLC (the “Sponsor”), and BTIG, LLC (“BTIG”, the representative of the underwriters), generating gross proceeds of $7,080,000. Each Private Placement Unit consists of one private placement share (“Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 708,000 Private Placement Units, the Sponsor purchased 455,000 Private Placement Units and BTIG purchased 253,000 Private Placement Units.

Transaction costs amounted to $14,529,940, consisting of $5,060,000 of cash underwriting fee, $8,855,000 of deferred underwriting fee, and $614,940 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

Following the closing of the Initial Public Offering, on May 23, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating an intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Board of Directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity subsequent to the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval, the Company will proceed with a Business Combination only if a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Shares and (ii) the actual amount per Public Shares held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 have been satisfied through a contribution of $25,000 from our Sponsor in exchange for the issuance of our Founder Shares, the loan under an unsecured IPO Promissory Note from the Sponsor of up to $300,000 (see Note 5) and funds available for operating expenses from the proceeds of the IPO and Private Placement. As of September 30, 2026, the Company had cash of $394,333 and working capital of $471,244, respectively.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under such Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” Management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until May 23, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the Combination Period consistent with its governing documents, applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfall and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 9, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $394,333 and $864,584 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $266,197,065 and $259,241,061, respectively, were held in U.S. Treasury Bills. The Company accounts for its investments held in the Trust Account at fair value in the accompanying unaudited condensed balance sheets. Unrealized gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the Company’s statements of operations.

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

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the rights and then to the Class A Ordinary Shares. Offering costs allocated to the Public Shares are charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units are charged to shareholders’ deficit based on the equity classification of the underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Rights

The Company accounted for the Public Rights and Private Placement Rights (as defined below) issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering (including the exercise of the Over-Allotment Option) and (ii) Private Placement.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,694,181	$515,019	$4,985,704	$1,515,619
Denominator:
Basic weighted average Ordinary Shares outstanding	26,008,000	7,906,250	26,008,000	7,906,250
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.19	$0.19

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$2,037,309	$619,328	$2,181,712	$1,293,178
Denominator:
Basic weighted-average shares outstanding	26,008,000	7,906,250	12,430,294	7,367,877
Basic net income per ordinary share	$0.08	$0.08	$0.18	$0.18
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,037,309	$619,328	$2,123,955	$1,350,935
Denominator:
Diluted weighted-average shares outstanding	26,008,000	7,906,250	12,430,294	7,906,250
Diluted net income per ordinary share	$0.08	$0.08	$0.17	$0.17

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(3,744,400)
Public Shares issuance costs	(14,298,405)
Plus:
Remeasurement of carrying value to redemption value	24,283,866
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$259,241,061
Plus:
Remeasurement of carrying value to redemption value	2,254,719
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$261,495,780
Plus:
Remeasurement of carrying value to redemption value	2,348,191
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$263,843,971
Plus:
Remeasurement of carrying value to redemption value	2,353,094
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$266,197,065

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU Topic 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company does not believe that adoption of the new standard will have a material impact on its financial statements.

Management does not believe there are any other recently issued but not yet effective accounting standards which, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 708,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $7,080,000 in the aggregate, in a Private Placement. Each Private Placement Unit consisted of one Private Placement Share and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (known as the “Private Placement Rights”). If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the net proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

The Sponsor and the Company’s officers and directors have entered into a Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

On April 12, 2025, the Sponsor granted membership interests equivalent to an aggregate of 135,000 Founder Shares to independent directors of the Company in exchange for their services through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holders of such membership interests are no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 135,000 Founder Shares represented by such membership interests assigned to the holders of such interests on April 12, 2025 was $198,585 or $1.471 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors have entered into a Letter Agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if we fail to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution (as defined below) required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor’s affiliate, commencing on May 21, 2025, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services. As of September 30, 2026 and December 31, 2025, $10,000 of such fees was unpaid at each date and included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheets. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services.

The Company has agreed to pay the Chief Financial Officer (“CFO”) a total of $2,500 per month for his services. Upon successful completion of the initial Business Combination, the Company will pay the CFO a $50,000 success fee. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $7,500 and $22,500, respectively, in fees for these services. For the three and nine months ended September 30, 2025, the Company incurred $7,500 and $12,500, respectively, for these services. As of September 30, 2026, $7,500 of such fees was unpaid and included in accounts payable and accrued expenses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares  —  The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 708,000 Class A Ordinary Shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares  —  The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 7,906,250 Class B Ordinary Shares issued and outstanding.

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

The following table presents information about the Company’s assets that were measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$266,197,065	$259,241,061

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

	September 30,	December 31,
	2026	2025
Investments held in Trust Account	$266,197,065	$259,241,061
Cash	$394,333	$864,584

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Formation, general and administrative costs	$143,894	$153,147	$454,681	$304,961
Interest earned on investments held in Trust Account	$2,353,094	$2,809,784	$6,956,004	$3,779,851

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on AI companies positioned to complement or disrupt established industries, as well as companies within the digital assets and blockchain ecosystem. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,209,200, which consists of interest earned on investments held in the Trust Account of $2,353,094, offset by formation, general and administrative costs of $143,894.

For the three months ended September 30, 2025, we had net income of $2,656,637, which consisted of interest income on investments held in the Trust Account of $2,809,784, offset by formation, and general and administrative costs of $153,147.

The decrease in the net income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was largely attributable to the decrease in the interest earned on investments held in the Trust Account due to the changes in the interest rates on the U.S. Treasury bills between the periods.

For the nine months ended September 30, 2026, we had net income of $6,501,323, which consists of interest earned on investments held in the Trust Account of $6,956,004, offset by formation, general and administrative costs of $454,681.

For the nine months ended September 30, 2025, we had net income of $3,474,890, which consisted of interest income on investments held in the Trust Account of $3,779,851, offset by formation, and general and administrative costs of $304,961.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $395,251. Net income of $6,501,323 was impacted by interest earned on investments held in the Trust Account of $6,956,004. Changes in operating assets and liabilities provided $59,430 of cash from operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $497,761. Net income of $3,474,890 was affected by interest earned on investments held in the Trust Account of $3,779,851 and payment of operation costs through the IPO Promissory Note of $25,100. Changes in operating assets and liabilities utilized $217,900 of cash in operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $266,197,065 (including approximately $13,197,065 of interest income) consisting of U.S. Treasury bills. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash of $394,333. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from our Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the Initial Public Offering and the Private Placement held outside the Trust Account.

As of September 30, 2026, we had cash of $394,333 and working capital of $471,244.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements –Going Concern,” Management has determined that the Company currently lacks the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in the Report under Item 1. “Financial Statements” are issued, as the Company expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from the Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential Business Combination, and reducing overhead expenses. There is no assurance that the Company’s plans to raise additional capital will be successful. The Company has until May 23, 2027, to consummate a Business Combination. If a Business Combination is not consummated by then, the Company may, however, elect to seek to extend the period during which we may consummate a Business Combination consistent with applicable laws, regulations and stock exchange rules. Such an extension will require the approval of the Company’s shareholders, who will be provided the opportunity at that time to redeem all or a portion of their Public Shares, which would likely have a material adverse effect on the amount held in the Trust Account and other adverse effects on the Company. Should a Business Combination not occur, there may be a mandatory liquidation of the Trust Account and subsequent dissolution of the Company. Such potential liquidity shortfalls and mandatory liquidation condition raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s unaudited condensed financial statements contained in this Report do not include any adjustments that might result from the outcome of these uncertainties.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan balance of $239,487 was fully repaid upon the consummation of our Initial Public Offering on May 23, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 21, 2025, and until the completion of our Business Combination or liquidation, we may reimburse an affiliate of our Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For the three and nine months ended September 30, 2025, the Company incurred and paid $30,000 and $50,000, respectively, in fees for these services.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any. On May 23, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $5,060,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of $8,855,000, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Finder’s Agreement

On July 15, 2026, we entered into an agreement with a financial advisor to assist us on a non-exclusive basis in our search for a target for a Business Combination.

Subject to the terms and conditions of the agreement, upon the closing of a Business Combination with a target introduced by the financial advisor, we shall pay a fee of up to $5,000,000 (but no less than $750,000), of which up to 50% of such fee may be payable in shares of the Company upon the satisfaction of certain conditions.

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

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03 – “Disaggregation of Income Statement Expenses”. The new standard requires public business entities to disclose additional information about their expenses in the notes to financial statements. This standard is effective for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We do not believe that adoption of the new standard will have a material impact on our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as the Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our principal executive officer and principal financial officer or persons performing similar functions (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OYSTER ENTERPRISES II ACQUISITION CORP

Date: November 4, 2026	By:	/s/ Mario Zarazua
	Name:	Mario Zarazua
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Mike Rollins
	Name:	Mike Rollins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)